Form 10-Q
period 2018-06-30
Endless Charge, Inc.
filed 2018-08-23
CIK 1693683

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission file number 000-55739

ENDLESS CHARGE, INC.
(Exact name of registrant as specified in its charter)

Delaware	81-4678961
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

246 A North Jackson Street

Glendale, California 91206

(Address of principal executive offices) (zip code)

818-649-4738

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of August 20, 2018, 5,699,500 shares of the Registrant’s common stock, par value $0.0001 per share, were issued and outstanding.

Endless Charge, Inc.

Quarterly Report on Form 10-Q

Period Ended June 30, 2018

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ENDLESS CHARGE, INC.
BALANCE SHEETS
(unaudited)

	June 30, 2018	December 31, 2017

ASSETS
Current assets
Cash & cash equivalents	$5,198	$-
Total Current Assets	5,198	-

Total assets	$5,198	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued liabilities	$1,250	$1,000
Accounts payable	9,580	-

Current liabilities	10,830	1,000

Stockholders' deficit
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none outstanding as of June 30, 2018 and December 31, 2017, respectively	-	-
Common stock; $0.0001 par value, 100,000,000 shares authorized; 5,699,500 and 20,000,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	570	2,000
Additional paid - in capital	8,868	1,851
Accumulated deficit	(15,070)	(4,851)

Total stockholders' deficit	(5,632)	(1,000)
Total liabilities and stockholders' deficit	$5,198	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENDLESS CHARGE, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended June 30, 2018	For the three months ended June 30, 2017	For the six months ended June 30, 2018	For the six months ended June 30, 2017

Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross profit	-	-	-	-

Operating expenses	9,569	250	10,219	1,039

Net loss before income taxes	(9,569)	(250)	(10,219)	(1,039)
Net loss	$(9,569)	$(250)	$(10,219)	$(1,039)

Loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares - basic and diluted	5,699,500	20,000,000	5,699,500	20,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENDLESS CHARGE, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2017	-	$-	20,000,000	$2,000	$1,851	$(4,851)	$(1,000)
Redemption of common stock	-	-	(19,500,000)	(1,950)	1,950	-	-
Issuance of common stock for change in control	-	-	5,000,000	500	(500)	-	-
Issuance of common stock for cash	-	-	199,500	20	5,178	-	5,198
Additional paid in capital	-	-	-	-	389	-	389
Net loss	-	-	-	-	-	(10,219)	(10,219)
Balance, June 30, 2018	-	$-	5,699,500	$570	$8,868	$(15,070)	$(5,632)

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENDLESS CHARGE, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	For the six months ended June 30, 2018	For the six months ended June 30, 2017
OPERATING ACTIVITIES
Net loss	$(10,219)	$(1,039)

Non-cash adjustments to reconcile net loss to net cash:

Expenses paid for by stockholder and contributed as capital	-	1,539
Shares exchanged for change of ownership	389
Changes in Operating Assets and Liabilities
Accrued liabilities	250	(500)
Accounts payable	9,580	-
Net cash used in operating activities	-	-

FINANCING ACTIVITIES
Proceeds from issuance of common stock	5,198	-
Net Cash Flows provided financing activities	5,198	-

Net decrease in cash & cash equivalents	5,198	-
Cash & cash equivalents, beginning of period	-	-

Cash & cash equivalents, end of period	$5,198	$-

Supplemental cash flow information:
Income tax paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENDLESS CHARGE, INC.

Notes to Unaudited Condensed Financial Statements

NOTE 1 - NATURE OF OPERATIONS

NATURE OF OPERATIONS

Endless Charge, Inc. (“the Company”) was incorporated on December 7, 2016 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception.

Subsequent to a change in control effected April 23, 2018, the Company’s primary objective is to design and manufacture electric products. The Company offers mechanical devices that converts kinetic energy into a steady stream of electric current into the battery of electric vehicles.

The Company may develop its business plan through operations or through a business combination with one or more operating entities. Any such combination would take the form of a merger, stock-for-stock exchange or stock-for-assets exchange and be structured to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any operating company.

Basis of Presentation

The accompanying condensed balance sheet as of December 31, 2017, which has been derived from the Company’s audited financial statements as of that date, and the unaudited interim condensed financial information of the Company as of and for the six months ended June 30, 2018 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 of Regulation S-X. In the opinion of management, such financial information includes all adjustments considered necessary for a fair presentation of the Company’s financial position at such date and the operating results and cash flows for such periods. Operating results for the interim period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the entire year.

Certain information and footnote disclosure normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to the rules of the United States Securities and Exchange Commission (“SEC”). These unaudited condensed interim financial statements should be read in conjunction with our audited financial statements and accompanying notes included in the Amended Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on April 19, 2018.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The cash and cash equivalents were $5,198 and $0 as of June 30, 2018 and December 31, 2017, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2018 and December 31, 2017.

INCOME TAXES

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2018 and December 31, 2017, there were no outstanding dilutive securities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The Six levels of the fair value hierarchy are as follows:

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company recognizes revenue from the sale of products and services in accordance with ASC 606,”Revenue Recognition” following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company recognizes revenue when it satisfies its obligation by transferring control of the good or service to the customer. A performance obligation is satisfied over time if one of the following criteria are met:

a.	the customer simultaneously receives and consumes the benefits as the entity performs;
b.	the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced; or
c.	the entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date.

Since the Company’s revenues are generated when products are sold with no remaining obligations on the part of the Company, revenue is recognized at the time of sale.

The Company currently has no revenue, but, will follow proper accounting standards when such time occurs.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18,”Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”).The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of adopting ASU 2016-18, which will only impact the Company if it has restricted cash in the future.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017.The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. Management believes that the impact of this ASU to the Company’s financial statements would be insignificant.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Management believes that the impact of this ASU to the Company’s financial statements would be insignificant.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained net losses of $10,219 for the six months ended June 30, 2018. The Company had working capital deficits of $5,632 and $1,000 as of June 30, 2018 and December 31, 2017, respectively. The Company had an accumulated deficit of $15,070 and $4,851 as of June 30, 2018 and December 31, 2017, respectively. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing from its members or other sources, as may be required.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 4 - ACCRUED LIABILITIES

The Company had accrued professional fees of $1,250 and $1,000 as of June 30, 2018 and December 31, 2017, respectively.

NOTE 5 - ACCOUNTS PAYABLE

The Company had accounts payable of $9,580 and $0 as of June 30, 2018 and December 31, 2017, respectively. Accounts payable are made up of credit card charges for operating expenses.

NOTE 6 - STOCKHOLDERS’ DEFICIT

On December 7, 2016 the Company issued 20,000,000 founders common stock to two directors and officers pro rata as founder shares valued at $0.0001 par value per share and for a total discount of $2,000 of which an aggregate of 19,500,000 were contributed back to the Company on April 23, 2018 for a total valuation of $1,950 and cancelled. On April 23, 2018, the Company issued 5,000,000 shares of common stock at par value to its then new sole officer and director.

On June 21, 2018, the Company issued an aggregate of 15,000 shares of common stock for an aggregate consideration of $15, or at $0.001 per share to a shareholders pursuant to Section 4(2) of the Securities Act of 1933 as a private offering of its securities.

On June 21, 2018, the Company issued an aggregate of 15,000 shares of common stock for an aggregate consideration of $5,000, or at $0.3333 per share to a shareholders pursuant to Section 4(2) of the Securities Act of 1933 as a private offering of its securities.

On June 23, 2018, the Company issued an aggregate of 1,500 shares of common stock for an aggregate consideration of $15, or at $0.0100 per share to a shareholders pursuant to Section 4(2) of the Securities Act of 1933 as a private offering of its securities.

On June 28, 2018, the Company issued an aggregate of 40,000 shares of common stock for an aggregate consideration of $128, or at $0.0010 per share to a shareholders pursuant to Section 4(2) of the Securities Act of 1933 as a private offering of its securities.

On June 29, 2018, the Company issued an aggregate of 128,000 shares of common stock for an aggregate consideration of $128, or at $0.0010 per share to a shareholders pursuant to Section 4(2) of the Securities Act of 1933 as a private offering of its securities.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. 5,699,500 and 20,000,000 shares of common stock and no preferred stock were issued and outstanding as of June 30, 2018 and 2017, respectively.

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through August 20, 2018, the date at which the financial statements were available to be issued, and has determined that there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, “Subsequent Events”.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Summary

Endless Charge, Inc. (“the Company”) was incorporated on December 7, 2016, under the laws of the State of Delaware, and on April 23, 2018, experienced a change of control. The Company’s primary objective is to buy, sell and develop real estate assets located within the United States. However, unlike traditional real estate investment groups, the Company intends to operate using cash and little debt. Should the Company at any time require debt financing to fulfill its business plan, the Company intends to use short-term loans only.

Corporate History

Subsequent to a change in control effected April 23, 2018, the Company’s primary objective is to design and manufacture electric products. The Company offers mechanical devices that converts kinetic energy into a steady stream of electric current into the battery of electric vehicles.

The Company intends to utilize funds pooled from investors to directly invest in it project to manufacture its kinetic energy system.

The Company’s independent auditors have expressed substantial doubt as to the ability of the Company to continue as a going concern. Unless the Company is able to generate sufficient cash flow from operations and/or obtain additional financing, there is a substantial doubt as to the ability of the Company to continue as a going concern.

Revenues and Losses

Currently, the Company has no revenues and has not realized any profits. In order to succeed, the Company needs to raise additional funds to execute its strategy to purchase existing investment-grade credit tenant properties.

During the six months ended June 30, 2018, the Company posted net losses of $10,219.

Alternative Financial Planning

The Company has no alternative financial plans at the moment. If the Company is not able to successfully raise monies as needed through a private placement or other securities offering (including, but not limited to, a primary public offering of securities), the Company’s ability to expand its business plan or strategy over the next two years will be jeopardized.

Critical Accounting Policies

Use of Estimates

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires making estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis of making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The cash and cash equivalents were $5,198 and $0 as of June 30, 2018 and December 31, 2017, respectively.

Concentrations and Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2018 and December 31, 2017.

Income Taxes

Under ASC 740, “Income Taxes,” deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

Loss per Common Share

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2018 and December 31, 2017, there were no outstanding dilutive securities.

Fair Value Measurements of Financial Assets and Financial Liabilities

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The Six levels of the fair value hierarchy are as follows:

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

Recent Accounting Pronouncements

The Company recognizes revenue from the sale of products and services in accordance with ASC 606,”Revenue Recognition” following the five steps procedure:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

The Company recognizes revenue when it satisfies its obligation by transferring control of the good or service to the customer. A performance obligation is satisfied over time if one of the following criteria are met:

a.	the customer simultaneously receives and consumes the benefits as the entity performs;
b.	the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced; or
c.	the entity’s performance does not create an asset with an alternative use to the entity, and the entity has an enforceable right to payment for performance completed to date.

Since the Company’s revenues are generated when products are sold with no remaining obligations on the part of the Company, revenue is recognized at the time of sale.

The Company currently has no revenue, but, will follow proper accounting standards when such time occurs.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18,”Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU 2016-18”).The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented. The Company is currently evaluating the impact of adopting ASU 2016-18, which will only impact the Company if it has restricted cash in the future.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017.The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. Management believes that the impact of this ASU to the Company’s financial statements would be insignificant.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This standard is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. Under U.S. GAAP, financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances. Financial reporting under this presumption is commonly referred to as the going concern basis of accounting. The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities. Currently, U.S. GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. The amendments are effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. Management believes that the impact of this ASU to the Company’s financial statements would be insignificant.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Results of Operations

Six months ended June 30, 2018

The Company generated no revenues and had a net loss of $10,219 for the six months ended June 30, 2018. Company’s net loss was the primary result of $9,390 in travel costs, $650 in operating expenses, $157 in transportation expenses and $34 in advertising and marketing.

Six months ended June 30, 2017

The Company generated no revenues and had a net loss of $1,039 for the six months ended June 30, 2017. Company’s net loss was the primary result of $1,039 in reporting fees.

Three months ended June 30, 2018

The Company generated no revenues and had a net loss of $9,569 for the three months ended June 30, 2018. Company’s net loss was the primary result of $9,390 in travel costs, $157 in transportation expenses and $34 in advertising and marketing.

Three months ended June 30, 2017

The Company generated no revenues and had a net loss of $250 for the three months ended June 30, 2017. Company’s net loss was the primary result of $250 in filing fees.

Liquidity and Capital Resources

The Company had cash of $5,198 and $0 as of June 30, 2018 and December 31, 2017, respectively. The Company had working capital deficit of $5,632 and $1,000 as of June 30, 2018 and December 31, 2017, respectively.

For the six months ended June 30, 2018 the Company used $0 in its operations. The Company also received $5,198 in cash from the sale of its common stock in financing activities. The Company incurred losses of $10,219.

For the six months ended June 30, 2017, the Company used $0 from its operating activities. The Company incurred losses of $1,039.

The Company does not anticipate that it will generate revenue sufficient to cover its planned operating expenses, and the Company must obtain additional financing in order to develop and implement its business plan and proposed operations. If the Company is not successful in generating sufficient revenues and/or obtaining additional funding to develop its business plan and proposed operations, this could have a material adverse effect on its business, results of operations liquidity and financial condition.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Contractual Obligations

The Company does not have any contractual obligations.

Seasonal Aspects

There were no seasonal aspects of the business that have had a material effect on the financial condition of the Company or results of its operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company does not currently maintain controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Company’s Chief Executive Officer, the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018, have been evaluated, and, based upon this evaluation, the Company’s Chief Executive Officer has concluded that these controls and procedures are not effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Management and directors will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and the Company’s internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow. There were no changes in internal control over financial reporting during the quarter ended June 30, 2018.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of June 30, 2018, there were no pending or threatened legal proceedings that could reasonably be expected to have a material effect on the results of our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2018, 5,699,500 shares of common stock and no shares of preferred stock were issued and outstanding.

The securities identified in this Item were originally pursuant to exemptions from registration requirements relying on Section 4(a)(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933 as there was no general solicitation, and the transactions did not involve a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Number	Description

31.1*	Certification of Principal Executive Officer required by Rule 13a-14(1) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and Section 1350 of 18 U.S.C. 63
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENDLESS CHARGE, INC.

Date: August 20, 2018	By:	/s/ Garry Mark Mupas
Garry Mark Mupas
President, Chief Financial Officer

